Form 10-Q
period 1995-03-31
ENTERRA CORP /DE/
filed 1995-05-12
CIK 353181

================================================================================

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

================================================================================

(Mark one)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1995 OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-8153

                              ENTERRA CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   23-2154837
     ----------------------------                     -------------------
     (State or other Jurisdiction                      (I.R.S. Employer
         of Incorporation or                          Identification No.)
            organization)



                      13100 NORTHWEST FREEWAY, SIXTH FLOOR
                                 HOUSTON, TEXAS
                                     77040
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (713) 462-7300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]        No _________



As of May 8, 1995,  27,755,364 common shares were outstanding.

                      ENTERRA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                           MARCH 31,         DECEMBER 31,
                                                                              1995               1994
                                                                            --------           --------
ASSETS
- ------
Current assets:
   Cash and cash equivalents                                                $  7,914           $ 13,782
   Accounts receivable, less allowance of $4,234 and $3,630                  127,618            128,458
   Inventories                                                               104,014             98,810
   Deferred taxes and other current assets                                    17,923             19,408
                                                                            --------           --------
        Total current assets                                                 257,469            260,458

Property, plant and equipment                                                550,323            546,041
Less accumulated depreciation                                                305,149            298,898
                                                                            --------           --------
   Property, plant and equipment, net                                        245,174            247,143
Deferred charges and other assets                                              6,587              5,979
Goodwill, net                                                                185,180            186,427
                                                                            --------           --------
                                                                            $694,410           $700,007
                                                                            ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
   Current portion of long-term debt                                        $  1,164           $  1,551
   Accounts payable                                                           33,161             36,951
   Other current liabilities                                                  52,521             60,117
                                                                            --------           --------
        Total current liabilities                                             86,846             98,619


Long-term debt                                                               126,480            123,045
Deferred income taxes                                                         24,161             23,369
Other liabilities                                                                482                495
Minority interests                                                             2,031              2,045

Commitments and contingencies

Stockholders' equity:
   Common stock - $1.00 par value, 27,748 shares                              27,748             27,748
        issued and outstanding
   Additional paid-in capital                                                288,514            288,514
   Cumulative translation adjustment                                          (9,488)            (6,181)
   Retained earnings                                                         147,636            142,353
                                                                            --------           --------
                                                                             454,410            452,434
                                                                            --------           --------
                                                                            $694,410           $700,007
                                                                            ========           ========

See accompanying notes to consolidated financial statements.

                      ENTERRA CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    --------------------------
                                                                      1995              1994
                                                                    --------           -------
REVENUES:
   Rentals                                                          $ 57,043           $34,969
   Sales                                                              60,341            13,604
                                                                    --------           -------
                                                                     117,384            48,573
                                                                    --------           -------
COSTS AND EXPENSES:
   Cost of rentals                                                    27,194            16,079
   Cost of sales                                                      43,352             9,453
   Selling, general and administrative                                24,888            12,880
   Depreciation and amortization                                      11,865             5,903
                                                                    --------           -------
                                                                     107,299            44,315
                                                                    --------           -------
OPERATING INCOME                                                      10,085             4,258

Other income (expense):
   Interest income                                                       153               294
   Interest and debt expense                                          (2,290)              (48)
   Other                                                                 546              ---
                                                                    --------           -------
                                                                      (1,591)              246
                                                                    --------           -------

Income before income taxes and minority interests                      8,494             4,504
Income tax provision                                                   3,238             1,395
                                                                    --------           -------
Income before minority interests                                       5,256             3,109
Minority interests                                                        27                (2)
                                                                    --------           -------
NET INCOME                                                          $  5,283           $ 3,107
                                                                    ========           =======
Weighted average common shares outstanding                            27,748            16,429
                                                                    ========           =======
NET INCOME PER SHARE                                                $   0.19           $  0.19
                                                                    ========           =======





See accompanying notes to consolidated financial statements.

                      ENTERRA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         ---------------------------
                                                                                           1995               1994
                                                                                         --------            -------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                                            $  5,283            $ 3,107
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
          Depreciation and amortization                                                    11,865              5,903
          Provision for losses on accounts receivable                                         328                270
          Gain on sale of property, plant and equipment                                    (1,638)            (1,491)
          Change in assets and liabilities, net of acquisitions:
             Accounts receivable                                                             (417)            (7,876)
             Inventories                                                                   (5,067)            (3,018)
             Deferred taxes and other current assets                                        1,263                424
             Deferred charges and other assets                                               (413)              (144)
             Accounts payable and other current liabilities                               (10,695)             1,274
             Deferred income taxes                                                            809                 (1)
             Other liabilities                                                                (13)              (486)
          Other                                                                               223                280
                                                                                         --------            -------
          Net cash provided by (used in) operating activities                               1,528             (1,758)
                                                                                         --------            -------
CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                   (12,919)            (6,819)
   Proceeds from sale of property, plant and equipment                                      2,683              1,804
                                                                                         --------            -------
          Net cash used in investing activities                                           (10,236)            (5,015)
                                                                                         --------            -------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                                18,995               --
   Payments of long-term debt                                                             (15,947)              --
   Stock options exercised                                                                   --                  110
                                                                                         --------            -------
          Net cash provided by financing activities                                         3,048                110
                                                                                         --------            -------
Effect of exchange rate changes on cash and cash equivalents                                 (208)              (517)
                                                                                         --------            -------
Net change in cash and cash equivalents                                                    (5,868)            (7,180)
Cash and cash equivalents, beginning of period                                             13,782             48,229
                                                                                         --------            -------
Cash and cash equivalents, end of period                                                 $  7,914            $41,049
                                                                                         ========            =======


See accompanying notes to consolidated financial statements.

                      ENTERRA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


1.   BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results of the interim periods. It is recommended that these statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. No significant accounting changes have occurred during the three months ended March 31, 1995. Certain reclassifications have been made to conform to the 1995 presentation.


2.   INVENTORIES

Inventories consisted of:

                                                        MARCH 31,           DECEMBER 31,
                                                          1995                 1994
                                                        --------            -----------
Raw materials                                            $33,404              $32,960
Work in progress                                          16,651               14,394
Finished goods and purchased parts                        41,804               38,997
Supplies                                                  12,155               12,459
                                                        --------              -------
                                                        $104,014              $98,810
                                                        ========              =======


3.   INCOME TAXES

The increase in the effective tax rate to 38% at March 31, 1995 from 34% at December 31, 1994 is primarily due to the effect of a full years nondeductible goodwill amortization in 1995 from the acquisition of TOTAL combined with variances in the countries of origin of the Company's taxable income.


4.   CONTINGENCIES

During 1993, 1992 and 1991, the Company generated substantial revenues in Kuwait while providing well control and post-capping assistance in the aftermath of the Gulf War. Work in 1991 was performed in accordance with a contract with the Government of Kuwait. In January 1992, the Company was asked by Kuwait Oil Company (KOC) to continue its work in Kuwait and, while work was in process under an interim agreement, the parties commenced discussions to replace the Company's 1991 contract. After extended negotiations, the Company believed that the parties had agreed upon new terms, including lower rates on personnel and equipment, based upon which KOC owes the Company $15.1 million. In September 1993, the Company became aware that KOC had taken the position that the Company had agreed to drastically lower rates on personnel, under which KOC would owe the Company approximately $4.5 million. The

Company has recorded operating results in accordance with its own understanding, and the $15.1 million balance owed is reflected in accounts receivable at March 31, 1995 and December 31, 1994.

As agreed in January 1992, the interim agreement covering this period of negotiation provided that if the parties were unable to reach a mutual understanding for a new agreement, then the major contract provisions of the 1991 contract, including the charges for services and expenses, would remain in place during the term of the interim agreement. Based upon advice of counsel in Kuwait, the Company believes that there was no subsequent binding agreement and has commenced an arbitration proceeding in London in accordance with the provisions of the 1991 contract. London counsel has advised that, assuming the arbitrators accept the opinion of the Company's counsel in Kuwait, the Company is more likely than not to prevail in the arbitration. The final outcome of the action is uncertain; arbitration hearings were completed in April, but no decision has yet been rendered by the arbitrators. No provision for loss has been made in the accompanying financial statements as the amount ultimately to be recovered by the Company cannot be reasonably estimated at this time.


5.   STATEMENTS OF CASH FLOWS

The following information is provided to supplement the Statements of Cash
Flows:

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            --------------------------
                                                                             1995                1994
                                                                            -------              -----
Cash paid during the period for:
     Interest                                                               $ 2,089              $  48
     Income taxes                                                             3,895                770
Noncash increase in paid-in capital from exercise of stock options             ---                  22



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Enterra Corporation provides specialized services and products to the oil and gas industry through its oilfield services and equipment business, consisting principally of equipment rentals and well control assistance, fishing services and product sales, pipeline services and equipment business and compression services and equipment business. On August 12, 1994, Enterra expanded its business by acquiring Total Energy Services Company ("TOTAL"), a privately owned company that designs, manufactures, sells and rents compression and oilfield equipment.

Oilfield rental equipment provided by the Company is used in deep well exploratory and development drilling, generally below 7,500 feet, and in completion, production and workover activities. Well control assistance consists of providing personnel and equipment needed to control critical wells. Fishing services consist of locating and removing obstructions created by objects broken off, stuck or dropped into the well. The Company manufactures and sells oil and gas well production and completion equipment and surface and downhole drilling equipment and tools. Specialized pipeline equipment designed, manufactured, serviced and sold or rented by the Company is used in the construction and rehabilitation of pipelines. Compression equipment designed, manufactured, serviced and sold or rented by the Company is used in the production and transportation of natural gas.

RESULTS OF OPERATIONS

The Company's oilfield services and equipment business revenues are directly related to the levels of oil and gas drilling (particularly deep well drilling), completion and workover activity in the United States, Canada, the Middle East, Latin America, Southeast Asia and the North Sea, which in turn are affected by the current and anticipated price of oil and gas. While a majority of the Company's current revenues come from the relatively stable production and workover sector of the industry, an increase in exploration for gas would have a significant impact on revenues since such work typically involves drilling at increased depths and often requires increased rentals of equipment owned by the Company. In addition, any significant change in the level of oil and gas production within the industry could impact product sales.

While the pipeline services and equipment business also is affected by the price of oil and gas, the impact is recognized over longer periods due to the extended lead times inherent in large pipeline projects. In addition, this segment is also affected by other factors, including the need for pipelines to transport oil and gas to areas of high demand, the age and condition of existing pipelines, political and economic influences, environmental factors and governmental regulation.

The Company's compression services and equipment business revenues are influenced by natural gas production and consumption, construction of gathering and storage systems, the age and operating pressures of natural gas wells and the price of natural gas, principally in the United States and Canada.

None of the Company's segments have experienced any significant warranty or product liability claims. Any warranty accruals necessary for specialized equipment sales are generally insignificant.

During 1991, the Company's WELLCAT(Registered Trademark)  (Well Control Assist
Team) division contracted with the Government of Kuwait to provide blowout preventer equipment and certain services to assist in significant well control efforts in the aftermath of the Gulf War. The Company's Middle East operation continued to provide substantial assistance to Kuwait throughout 1992 and 1993
to help repair damage to that country's oil production capabilities.   The
Company recorded revenues from Kuwait of $9.8 million and $8.0 million during the years ended December 31, 1993 and 1992, respectively. Since most of the damaged wells were repaired, the Company did not recognize revenues from Kuwait in 1994.

In September 1993, the Company announced that it was engaged in a contractual disagreement with Kuwait Oil Company (KOC) regarding certain billings for work in Kuwait during 1992 and 1993. At March 31, 1995, the Company's accounts receivable included approximately $15.1 million owed by KOC, of which the Company believes that approximately $10 million is involved in the contractual dispute. As more fully described in Note 4 of the Notes to Consolidated Financial Statements, in December 1993 the Company commenced an arbitration proceeding in London to attempt to resolve this matter. The Company is vigorously pursuing the arbitration process. The amount to be ultimately recovered by the Company cannot be reasonably estimated at this time and no provision for loss has been made in the accompanying financial statements. Any final outcome that results in an amount other than $15.1 million being paid to the Company would result in a future gain or loss.

Operations

Operating results by business segment are as follows (in thousands):

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     --------------------------
                                                                       1995              1994
                                                                     --------           -------
REVENUES
     Oilfield services and equipment                                 $ 70,430           $33,429
     Pipeline services and equipment                                   17,807            15,144
     Compression services and equipment                                29,147              ---
                                                                     --------           -------
                                                                     $117,384           $48,573
                                                                     ========           =======
OPERATING INCOME BEFORE DEPRECIATION
     Oilfield services and equipment                                 $ 11,337           $ 9,060
     Pipeline services and equipment                                    4,971             2,076
     Compression services and equipment                                 7,018              ---
     Corporate                                                         (1,376)             (975)
                                                                     --------           -------
                                                                     $ 21,950           $10,161
                                                                     ========           =======
OPERATING INCOME
     Oilfield services and equipment                                 $  4,340           $ 4,451
     Pipeline services and equipment                                    3,605               829
     Compression services and equipment                                 3,567              ---
     Corporate                                                         (1,427)           (1,022)
                                                                     --------           -------
                                                                     $ 10,085           $ 4,258
                                                                     ========           =======

Oilfield Services and Equipment Segment.     Revenues of the oilfield services
and equipment segment are generated by the following principal services and products (in thousands):

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     --------------------------
                                                                       1995              1994
                                                                     --------           -------
OILFIELD SERVICES AND EQUIPMENT REVENUES
    Equipment rental and well control assistance                     $ 25,763           $20,241
    Fishing services                                                   10,987             9,170
    Product sales                                                      33,680             4,018
                                                                     --------           -------
                                                                     $ 70,430           $33,429
                                                                     ========           =======

Oilfield services and equipment revenues increased $37.0 million (110.7%) in the first quarter of 1995 as compared to 1994. North American rental and fishing operations increased by $5.4 million (26.6%) due to acquisitions and a broadened offering of services. International rental and fishing revenues increased by $1.9 million (21.2%) primarily due to expansion into Latin America. The increase in product sales of $29.7 million between the two quarters is primarily due to the acquisition of TOTAL.

Operating income decreased $0.1 million in the first quarter of 1995 as compared to the prior year and decreased as a percentage of revenues from 13.3% to 6.2%. This decline is primarily due to lower operating margins generated by TOTAL product sales as compared to rental and fishing activity margins and decreased activity in the Former Soviet Union.

Pipeline Services and Equipment Segment.

Revenues of the pipeline services and equipment segment are generated from rentals and sales of equipment as follows (in thousands):

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                --------------------------
                                                                  1995              1994
                                                                --------           -------
PIPELINE SERVICES AND EQUIPMENT REVENUES
    Rentals                                                     $ 11,243           $ 7,275
    Sales                                                          6,564             7,869
                                                                --------           -------
                                                                $ 17,807           $15,144
                                                                ========           =======



Pipeline services and equipment revenues increased $2.7 million (17.6%) in the first quarter of 1995 as compared to 1994, due to an increase in Canadian equipment rentals offset by a decrease in international sales revenues. Canadian revenues will decline substantially in the second quarter of 1995 due to a seasonal slow down that generally accompanies the Spring thaw period, then are expected to increase again in the second half of the year.

The pipeline services and equipment segment is volume sensitive due to the fixed nature of many costs associated with operating specialized manufacturing facilities and a worldwide sales effort. Operating results in the pipeline services and equipment segment can vary significantly from period to period due to the timing of large pipeline projects. Operating income as a percentage of revenues increased to 20.2% in 1995 from 5.5% in 1994 due to an increase in revenues in the first quarter of 1995 along with a greater percentage of revenues being generated by rental activities which have higher operating margins than sales.

Compression Services and Equipment.   The compression services and equipment
segment was acquired in connection with the acquisition of TOTAL on August 12, 1994. Revenues of $29.1 million for the quarter ended March 31, 1995, consisted of compressor equipment rental revenue of $9.1 million and compressor system sales revenue of $20 million. The compression segment's Canadian operations provided $16.6 million of its revenues.


Interest Income and Expense

Interest income decreased and interest expense increased in 1995 as compared to 1994 primarily due to the acquisition of TOTAL which resulted in the expenditure of excess cash balances and the incurrence of debt.


Other Income

Other income in 1995 primarily consists of a $0.2 million gain on the sale of certain assets of the pipeline services and equipment segment and foreign currency transaction gains of $0.3 million.

Income Taxes

Income tax expense as a percentage of taxable income was 38% in the first quarter of 1995 and 31% during the same period in 1994. The increase in the effective tax rate is due to variances in the countries of origin of the Company's taxable income and nondeductible goodwill amortization arising from the acquisition of TOTAL.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company had cash and cash equivalents of $7.9 million, down $5.9 million from year end. Cash provided by operating activities was $1.5 million during the first quarter of 1995 as compared to $1.8 million used in operating activities in 1994. Depreciation and amortization expense increased $6.0 million in the first quarter of 1995 as compared to 1994 as a result of capital expenditures and the acquisition of TOTAL. Inventories increased by $5.1 million in the first quarter of 1995 primarily due to purchases of materials to manufacture oilfield and compression equipment. Inventories increased $3.0 million in the first quarter of 1994 primarily due to a large job under construction in the pipeline segment. Accounts payable and other current liabilities decreased $10.7 million in 1995 due to payments for the acquisition of a smaller oilfield segment business acquired in late 1994 and payables related to the shipment of an unusually large pipeline segment order in December.

The Company continues to replenish and increase its inventory of rental equipment utilized in the oilfield services and equipment segment and develop and manufacture new equipment and systems to improve or expand the pipeline and compression businesses. Capital expenditures were $12.9 million in the first quarter of 1995 as compared to $6.9 million in 1994. During the first quarter of 1995, $7.9 million or 61% of the capital expenditures were made in the oilfield services and equipment segment, primarily directed towards the expansion of North American rental and fishing operations and international expansion in Latin America. Capital expenditures of $1.5 million in the pipeline services equipment segment were primarily directed towards the addition of rental equipment. Capital expenditures in the compression services and equipment segment consisted of $3.5 million primarily for the expansion of the domestic compressor rental fleet. Capital spending is expected to increase in 1995 as a result of inclusion of the compression business for a full year. Almost all of the $6.8 million spent on capital expenditures during the first quarter of 1994 went to the oilfield services and equipment segment, primarily for fishing tools and drill pipe. Sources for the equipment purchased, assembled or manufactured by the Company are readily available and long-term capital commitments are not required.

On August 12, 1994, Enterra completed the acquisition of all the outstanding common shares of TOTAL in exchange for 11.3 million common shares of Enterra valued at $18.90 per share. Minority interests in two of TOTAL's subsidiaries were acquired for approximately $23 million in cash, and the termination of option and employment obligations and the costs of the transaction resulted in further cash expenditures of approximately $15 million. At closing, TOTAL had outstanding long-term indebtedness of approximately $75 million.

At December 31, 1993, Enterra had a $40 million line of credit. No borrowings were outstanding under the line of credit at any time during 1993 or the first quarter of 1994. In connection with the TOTAL acquisition and three smaller acquisitions, the Company increased its line of credit to $140 million and borrowed funds to retire TOTAL's existing bank indebtedness, fund a portion of the cash required to consummate the transaction and retain credit availability for future needs. Borrowings under the revolving line of credit at March 31, 1995, were $122 million. The term of the credit agreement is through March 1998. Borrowings bear interest at the prime rate or, at the Company's election, at .75% over a specified Eurodollar rate. The credit agreement contains a number of covenants, including limitations on the amount of dividends paid and repurchases of common stock, the amount and type of permitted indebtedness and investments, the pledge or disposition of assets and requirements that the Company meet certain financial tests.

The Company currently believes that its cash flow from operations, working capital and borrowing capabilities will be sufficient to fund its projected capital expenditures, working capital needs and debt service requirements.

Enterra is affected by fluctuations in foreign currency exchange rates. Although most of Enterra's foreign operations revenues are denominated in the local currency, the effects of foreign currency fluctuations are mitigated as local expenses of foreign entities are generally in the same currency. The reported operating results of foreign operations are affected by changes in the exchange rates of foreign currencies against the U.S. dollar. The significance of the effect on the operating results of Enterra will depend on the magnitude of the rate change and the level of operations in the local currency. Enterra recorded net foreign currency transaction gains of $0.3 million during the three months ended March 31, 1995. Enterra did not incur any material foreign currency transaction gains or losses during the three months ended March 31, 1994.

                       PART  II   -   OTHER  INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        27.1         Financial Data Schedule

(b)     Reports on Form 8-K

        The Company has not filed any report on Form 8-K during the quarter for which this report is filed.





                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      /s/  Steven W. Krablin
Date  May 12, 1995                    ------------------------------------------
                                      Steven W. Krablin
                                      Principal Financial and Accounting Officer
                                        and Duly Authorized Signatory

                           EXHIBIT INDEX


   Exhibit No.        Description
   -----------        -----------

      27.1       Financial Data Schedule