Form 10-Q
period 1995-06-30
ENTERRA CORP /DE/
filed 1995-08-14
CIK 353181

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

================================================================================

(Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1995 OR

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




                     13100 NORTHWEST FREEWAY, SIXTH FLOOR
                                HOUSTON, TEXAS
                                    77040
             ---------------------------------------------------
                   (Address of principal executive offices)


                                (713) 462-7300
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X        No
                              -----         -----

As of August 10, 1995, 27,815,450 common shares were outstanding.

                      ENTERRA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                        JUNE 30,         DECEMBER 31,
                                                                                         1995               1994
                                                                                       ----------        -----------
ASSETS
------

Current assets:
   Cash and cash equivalents                                                           $    7,305         $   13,782
   Accounts receivable, less allowance of $4,411 and $3,630                               126,699            128,458
   Inventories                                                                            101,387             98,810
   Deferred tax and other current assets                                                   23,065             19,408
                                                                                       ----------         ----------
        Total current assets                                                              258,456            260,458

Property, plant and equipment                                                             543,355            546,041
Less accumulated depreciation                                                             308,343            298,898
                                                                                       ----------         ----------
   Property, plant and equipment, net                                                     235,012            247,143
Deferred charges and other assets                                                           6,159              5,979
Goodwill, net                                                                             178,265            186,427
                                                                                       ----------         ----------
                                                                                       $  677,892         $  700,007
                                                                                       ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Current portion of long-term debt                                                   $    1,142         $    1,551
   Accounts payable                                                                        32,724             36,951
   Other current liabilities                                                               57,502             60,117
                                                                                       ----------         ----------
        Total current liabilities                                                          91,368             98,619

Long-term debt                                                                            128,643            123,045
Deferred income taxes                                                                      12,198             23,369
Other liabilities                                                                             470                495
Minority interest                                                                           1,756              2,045

Commitments and contingencies

Stockholders' equity:
   Common stock - $1.00 par value, 27,774,950 shares
        issued and outstanding                                                             27,775             27,748
   Additional paid-in capital                                                             288,946            288,514
   Cumulative translation adjustment                                                       (8,529)            (6,181)
   Retained earnings                                                                      135,265            142,353
                                                                                       ----------         ----------
        Total stockholders' equity                                                        443,457            452,434
                                                                                       ----------         ----------
                                                                                       $  677,892         $  700,007
                                                                                       ==========         ==========

See accompanying notes to consolidated financial statements.

                      ENTERRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                      THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------        ----------------------------
                                                        1995              1994              1995               1994
                                                      ----------        ----------        ----------        ----------
REVENUES
   Rentals                                            $   58,974        $   35,112        $  116,017        $   70,081
   Sales                                                  53,247             8,443           113,588            22,047
                                                      ----------        ----------        ----------        ----------
                                                         112,221            43,555           229,605            92,128
                                                      ----------        ----------        ----------        ----------

COSTS AND EXPENSES
   Cost of rentals                                        29,949            17,096            57,143            33,175
   Cost of sales                                          40,979             6,705            84,331            16,158
   Selling, general and administrative                    24,129            12,766            49,017            25,602
   Depreciation and amortization                          12,377             6,259            24,242            12,162
   Unusual charges                                        28,281             --               28,281             --
                                                      ----------        ----------        ----------        ----------
                                                         135,715            42,826           243,014            87,097
                                                      ----------        ----------        ----------        ----------

OPERATING INCOME (LOSS)                                  (23,494)              729           (13,409)            5,031

Other income (expense)
   Interest income                                           237               300               390               594
   Interest and debt expense                              (2,357)              (58)           (4,647)             (106)
   Other                                                     325               517               871               473
                                                      ----------        ----------        ----------        ----------
                                                          (1,795)              759            (3,386)              961

Income (loss) before income taxes and minority
interests                                                (25,289)            1,488           (16,795)            5,992
Income tax provision (benefit)                           (12,634)              555            (9,396)            1,950
                                                      ----------        ----------        ----------        ----------
Income (loss) before minority interests                  (12,655)              933            (7,399)            4,042
Minority interests in (income) loss of subsidiaries          284                68               311                66
                                                      ----------        ----------        ----------        ----------
NET INCOME (LOSS)                                     $  (12,371)       $    1,001        $   (7,088)       $    4,108
                                                      ==========        ==========        ==========        ==========

Weighted average common shares outstanding                27,761            16,435            27,755            16,432
                                                      ==========        ==========        ==========        ==========

NET INCOME (LOSS) PER SHARE                           $    (0.45)       $     0.06        $    (0.26)       $     0.25
                                                      ==========        ==========        ==========        ==========





See accompanying notes to consolidated financial statements.

                      ENTERRA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                       -----------------------------
                                                                                         1995               1994
                                                                                       ----------         ----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                   $   (7,088)        $    4,108
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
          Depreciation and amortization                                                    24,242             12,162
          Unusual charges, net of payments                                                 27,145              --
          Provision for losses on accounts receivable                                       1,076                608
          Gain on sale of property, plant and equipment                                    (3,460)            (2,759)
          Change in assets and liabilities, net of acquisitions:
             Accounts receivable                                                              683             (7,813)
             Inventories                                                                   (5,342)            (7,634)
             Deferred taxes and other current assets                                       (3,450)            (1,373)
             Deferred charges and other assets                                               (498)            (1,000)
             Accounts payable and other current liabilities                               (11,996)             5,440
             Deferred income taxes                                                        (11,171)              (487)
             Other liabilities                                                                (25)              (512)
          Other                                                                              (256)               286
                                                                                       ----------         ----------
          Net cash provided by operating activities                                         9,860              1,026
                                                                                       ----------         ----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                   (27,615)           (17,540)
   Proceeds from sale of property, plant and equipment                                      6,179              4,745
                                                                                       ----------         ----------
          Net cash used in investing activities                                           (21,436)           (12,795)
                                                                                       ----------         ----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                            $  178,296         $    --
   Payments of long-term debt                                                            (173,107)             --
   Stock options exercised                                                                    459                167
                                                                                       ----------         ----------
          Net cash provided by financing activities                                         5,648                167
                                                                                       ----------         ----------

Effect of exchange rate changes on cash and cash equivalents                                 (549)              (389)
                                                                                       ----------         ----------

Net change in cash and cash equivalents                                                    (6,477)           (11,991)

Cash and cash equivalents, beginning of period                                             13,782             48,229
                                                                                       ----------         ----------

Cash and cash equivalents, end of period                                               $    7,305         $   36,238
                                                                                       ==========         ==========

                      ENTERRA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


1.   BASIS OF PRESENTATION

The financial statements included herein have been prepared by Enterra Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results of the interim periods. It is recommended that these statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. No significant accounting changes have occurred during the six months ended June 30, 1995, except that, effective June 30, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Certain reclassifications have been made to conform to the 1995 presentation.


2.   PROPOSED MERGER

On June 23, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the business combination of Enterra and Weatherford International Incorporated (the "Merger"). Pursuant to the Merger Agreement, each share of Enterra common stock will be exchanged for 1.69 shares of Weatherford common stock (0.845 of a share after giving effect to a contemporaneous one-for-two reverse stock split of Weatherford common stock). The transaction will be accounted for as a pooling of interests. The Merger, which is subject to the approval of Weatherford and Enterra stockholders, is expected to close in early October.


3.   PROPOSED ACQUISITION

On June 30, 1995, the Company announced that Enterra and Zapata Corporation entered into an agreement whereby Enterra will purchase from Zapata the assets of its Energy Industries compression division for $130 million in cash. Energy Industries is involved in the design, manufacture, packaging and rental of compressors. The transaction is subject to the execution of a definitive assets purchase agreement and certain regulatory approvals.

4.   UNUSUAL CHARGES

During the second quarter of 1995, as a result of implementing SFAS No. 121 and a review of its operating strategies and the carrying values of its assets, the Company recognized unusual charges of $28.3 million of which approximately $26.0 million is noncash. The charge includes $10.0 million related to the writedown to expected net realizable values of certain oilfield equipment businesses that will be disposed and $12.4 million of writedowns related to rental tools, properties and certain inventories that are excess or obsolete. The businesses to be sold generated $1.7 million in operating income during the first half of 1995 and the Company anticipates proceeds of approximately $35 million from their sale.

Also included in the unusual charges are costs pursuant to formal restructuring plans of $4.6 million related to the closure and associated write-off of assets of certain pipeline businesses and $1.3 million to close certain oilfield service administrative and operating locations, each of which was implemented or formally announced during the second quarter. The restructuring resulted in personnel reductions of approximately 40 persons in the pipeline segment and approximately 80 persons in the oilfield segment. The pipeline operations that were closed lost approximately $1.0 million in the first half of 1995. The oilfield restructurings are expected to save over $3 million annually.


5.   INVENTORIES

Inventories consisted of:

                                                                                      JUNE 30,           DECEMBER 31,
                                                                                        1995                 1994
                                                                                     ----------          -----------
Raw materials                                                                        $   29,380           $   32,960
Work in progress                                                                         15,795               14,394
Finished goods and purchased parts                                                       43,607               38,997
Supplies                                                                                 12,605               12,459
                                                                                     ----------           ----------
                                                                                     $  101,387           $   98,810
                                                                                     ==========           ==========


6.   INCOME TAXES

The increase in the effective tax rate to 56% at June 30, 1995 from 34% at December 31, 1994 is primarily due to variances in the countries of origin of the Company's taxable income, as well as the effect of nondeductible goodwill amortization from the acquisition of Total Energy Services Company and other nondeductible expenses relative to the Company's lower taxable income that results from the unusual charges. In addition, the Company is taxed on local gross revenues by some foreign countries in which it does business, regardless of taxable income.


7.   SETTLEMENT OF CONTINGENCIES

On August 10, 1995, the Company and Kuwait Oil Company (KOC) entered into a settlement agreement whereby KOC will pay $14.25 million in cash within 30 days in full settlement of the parties' dispute related to work performed in Kuwait during 1992 and 1993, resulting in no material gain or loss to the Company.


8.   STATEMENTS OF CASH FLOWS

The following information is provided to supplement the Statements of Cash
Flows:

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                       -----------------------------
                                                                                         1995               1994
                                                                                       ----------         ----------
Cash paid during the period for:
     Interest                                                                          $    4,288         $      106

     Income taxes                                                                           5,400              2,229

Noncash increase in paid-in capital from exercise of stock options                             12                 31

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Enterra Corporation provides specialized services and products to the oil and gas industry through its oilfield services and equipment business, consisting principally of equipment rentals and well control assistance, fishing services and product sales, and its pipeline services and equipment business and compression services and equipment business. Oilfield rental equipment provided by the Company is used in deep well exploratory and development drilling, generally below 7,500 feet, and in completion, production and workover activities. Well control assistance consists of providing personnel and equipment needed to control critical wells. Fishing services consist of locating and removing obstructions created by objects broken off, stuck or dropped into the well. The Company manufactures and sells oil and gas well production and completion equipment and surface and downhole drilling equipment and tools. Specialized pipeline equipment designed, manufactured, serviced and sold or rented by the Company is used in the construction and rehabilitation of pipelines. Compression equipment designed, manufactured, serviced and sold or rented by the Company is used in the production and transportation of natural gas.

On June 23, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the business combination of Enterra and Weatherford International Incorporated (the "Merger"). Pursuant to the Merger Agreement, each share of Enterra common stock will be exchanged for 1.69 shares of Weatherford common stock (0.845 of a share after giving effect to a contemporaneous one-for-two reverse stock split of Weatherford common stock). The transaction will be accounted for as a pooling of interests. The Merger, which is subject to the approval of Weatherford and Enterra stockholders, is expected to close in early October.

On August 12, 1994, the Company expanded its business by acquiring Total Energy Services Company ("TOTAL"), a privately owned company that designs, manufactures, sells and rents compression and oilfield equipment.

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

None of the Company's segments have experienced significant warranty or product liability claims. Any warranty accruals necessary for specialized equipment sales are generally insignificant.

During the second quarter of 1995, as a result of a review of its operating strategies and the carrying values of its assets, the Company recognized unusual charges of $28.3 million of which approximately $26.0 million is noncash. The charge includes $10.0 million related to the writedown to expected net realizable values of certain oilfield equipment businesses that will be disposed and $12.4 million of writedowns related to rental tools, properties and certain inventories that are excess or obsolete. The businesses to be sold generated $1.7 million in operating income during the first half of 1995 and the Company anticipates proceeds of approximately $35 million from their sale.

Also included in the unusual charges are costs pursuant to formal restructuring plans of $4.6 million related to the closure and associated write-off of assets of certain pipeline businesses and $1.3 million to close certain oilfield service administrative and operating locations, each of which was implemented or formally announced during the second quarter. The restructuring resulted in personnel reductions of approximately 40 persons in the pipeline segment and approximately 80 persons in the oilfield segment. The pipeline operations that were closed lost approximately $1.0 million in the first half of 1995. The oilfield restructurings are expected to save over $3 million annually.

Operations

Operating results by business segment are as follows (in thousands):

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30,                            JUNE 30,
                                                      ----------------------------        ----------------------------
                                                        1995              1994              1995               1994
                                                      ----------        ----------        ----------        ----------
REVENUES
     Oilfield services and equipment                  $   70,971        $   32,676        $  141,401        $   66,105
     Pipeline services and equipment                      17,007            10,879            34,814            26,023
     Compression services and equipment                   24,243           --                 53,390           --
                                                      ----------        ----------        ----------        ----------
                                                      $  112,221        $   43,555        $  229,605        $   92,128
                                                      ==========        ==========        ==========        ==========
OPERATING INCOME (LOSS) BEFORE UNUSUAL CHARGES
     Oilfield services and equipment                  $    3,160        $    3,480        $    7,500        $    7,975
     Pipeline services and equipment                       1,308            (1,658)            4,913              (829)
     Compression services and equipment                    1,839            --                 5,406            --
     Corporate                                            (1,520)           (1,093)           (2,947)           (2,115)
                                                      ----------        ----------        ----------        ----------
                                                      $    4,787        $      729        $   14,872        $    5,031
                                                      ==========        ==========        ==========        ==========
OPERATING INCOME (LOSS)
     Oilfield services and equipment                  $  (20,559)       $    3,480        $  (16,219)       $    7,975
     Pipeline services and equipment                      (3,254)           (1,658)              351              (829)
     Compression services and equipment                    1,839            --                 5,406            --
     Corporate                                            (1,520)           (1,093)           (2,947)           (2,115)
                                                      ----------        ----------        ----------        ----------
                                                      $  (23,494)       $      729        $  (13,409)       $    5,031
                                                      ==========        ==========        ==========        ==========

Oilfield Services and Equipment Segment. Revenues of the oilfield services and equipment segment are generated by the following principal services and products (in thousands):

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                      ----------------------------        ----------------------------
                                                         1995             1994              1995               1994
                                                      ----------        ----------        ----------        ----------
OILFIELD SERVICES AND EQUIPMENT REVENUES
    Equipment rental and well control assistance      $   26,904        $   19,442        $   52,667        $   39,683
    Fishing services                                      12,048            10,634            23,035            19,804
    Product sales                                         32,019             2,600            65,699             6,618
                                                      ----------        ----------        ----------        ----------
                                                      $   70,971        $   32,676        $  141,401        $   66,105
                                                      ==========        ==========        ==========        ==========


Oilfield services and equipment revenues increased $38.3 million (117%) in the second quarter of 1995 as compared to 1994. North American rental and fishing operations increased by $2.1 million (11%) due to acquisitions and a broadened offering of services. International rental and fishing revenues increased by $.7 million (6%) primarily due to increased activity in Latin America offset by lower activity in the Former Soviet Union and Southeast Asia. The increase in product sales of $29.4 million between the two quarters is primarily due to the acquisition of TOTAL.

Operating income decreased $24.0 million in the second quarter of 1995 as compared to the prior year. This decline is primarily due to unusual charges of $23.7 million in the quarter. Exclusive of the unusual charges, operating income decreased $0.3 million in the second quarter of 1995 as compared to the same quarter of the prior year and decreased as a percentage of revenues from 11% to 4%. This decline is primarily due to the lower margin revenues generated by product sales from the companies acquired in the TOTAL merger combined with lower profitability from the Company's international subsidiaries.

For the six month period, revenues were up $75.3 million in 1995 as compared to 1994. The addition of the TOTAL companies accounted for $55.4 million (74%) of the increase while North American and Latin American rental and service revenue increases made up the balance. Other international operations experienced a small decline in revenues from 1994 to 1995. Operating income decreased $24.2 million, of which $23.7 million was due to the unusual charges taken in 1995. Exclusive of the unusual charges, operating income decreased $0.5 million and margins decreased from 12% to 5%. The lower margins result from substantial increases in 1995 of low margin product revenues from the acquisition of the TOTAL companies combined with decreases in activity from Kazahkstan and Southeast Asia. Increases in depreciation and amortization expense of $4.4 million further depressed operating income.

Pipeline Services and Equipment Segment.   Revenues of the pipeline services
and equipment segment are generated from rentals and sales of equipment as follows (in thousands):

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30,                            JUNE 30,
                                                      ----------------------------        ----------------------------
                                                        1995              1994              1995               1994
                                                      ----------        ----------        ----------        ----------
PIPELINE SERVICES AND EQUIPMENT REVENUES
    Rentals                                           $   11,084        $    6,682        $   22,327        $   13,957
    Sales                                                  5,923             4,197            12,487            12,066
                                                      ----------        ----------        ----------        ----------
                                                      $   17,007        $   10,879        $   34,814        $   26,023
                                                      ==========        ==========        ==========        ==========

Pipeline services and equipment revenues increased $6.1 million (56%) in the second quarter of 1995 as compared to 1994, due to a $1.3 million increase in sales of equipment and service income from the Company's rehabilitation business combined with a $1.0 million increase in equipment sales revenues in the pipeline equipment division, $1.5 million increase in rental revenues in the automatic welding division and a $2.3 million increase in service revenues in the Company's pipeline coating business.

The pipeline services and equipment segment is volume sensitive due to the fixed nature of many costs associated with operating specialized manufacturing facilities and a worldwide sales effort. Operating results in the pipeline services and equipment segment can vary significantly from period to period due to the timing of large pipeline projects. Operating income decreased $1.6 million in the second quarter of 1995 as compared to the prior year due primarily to a $4.6 million unusual charge in the pipeline segment. Operating income, exclusive of the unusual charges, as a percentage of revenues increased to 8% in 1995 from a negative 15% in 1994 due to an increase in higher margin rental revenues in the second quarter of 1995 along with a $1.0 million loss recognized on the Allseas project in the second quarter of 1994.

For the six months, revenues increased $8.8 million (34%) due to a $7.4 million increase in the autoweld division's international sales and rentals, a $1.7 million increase in the rehabilitation business, and a $1.7 million increase in service revenues by the Company's pipeline coating business offset slightly by a $2.0 million decrease in the pipeline equipment division equipment sales export revenues. Operating income increased $1.2 million ($5.7 million exclusive of the unusual charge), due to a large increase in high margin international and Canadian rentals, a decrease in lower margin export equipment sales as compared to 1994, significant increases in sales of equipment by the rehabilitation group and increases in coating service revenues from a large international pipeline construction project. In addition, in 1994 the Allseas project recognized a $1.0 million loss.

Compression Services and Equipment.   Revenues of the compression services and
equipment segment are generated from rentals and sales of equipment as follows (in thousands):

                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             JUNE 30,                     JUNE 30,
                                                                        ------------------            -----------------
                                                                               1995                         1995
                                                                        ------------------            -----------------
              COMPRESSION SERVICES AND EQUIPMENT REVENUES
                  Rentals                                                   $    8,938                    $   17,988
                  Sales                                                         15,305                        35,402
                                                                            ----------                    ----------
                                                                            $   24,243                    $   53,390
                                                                            ==========                    ==========



The compression services and equipment segment was acquired in connection with the acquisition of TOTAL on August 12, 1994. Revenues of $24.2 million for the second quarter 1995 consisted of compressor equipment rental revenue of $8.9 million and compressor system sales revenue of $15.3 million. The compression segment's Canadian operations provided $12.0 million of these revenues.

Revenues for the six months were $53.4 million and consisted of compressor rental revenue of $18.0 million and compressor system sales revenue of $35.4 million. The compression segment's Canadian operations provided $28.6 million of these revenues.

Interest Income and Expense

Interest income decreased and interest expense increased in 1995 as compared to 1994 primarily due to the acquisition of TOTAL which resulted in the expenditure of excess cash balances and the incurrence of debt.


Income Taxes

Income tax benefit as a percentage of net loss before taxes and minority interest was 56% during the six months ended June 30, 1995 and the income tax expense as a percentage of net income before income taxes and minority interest was 33% during the same period in 1994. The increase in the effective tax rate primarily is due to variances in the countries of origin of the Company's taxable income and nondeductible goodwill amortization arising from the acquisition of TOTAL. In addition, the Company is taxed on local gross revenues by some foreign countries in which it does business, regardless of taxable income.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Company had cash and cash equivalents of $7.3 million, down $6.5 million from year end. Cash provided by operating activities was $9.9 million during the six months ended June 30, 1995 as compared to $1.0 million in 1994. Depreciation and amortization expense increased $12.1 million during the six months ended June 30, 1995 as compared to 1994 as a result of capital expenditures and the acquisition of TOTAL. Inventories increased by $2.6 million during the six months ended June 30, 1995 primarily due to purchases of materials to manufacture oilfield and compression equipment. Accounts payable and other current liabilities decreased $6.8 million in 1995 due to seasonally lower levels of activity as compared to the fourth quarter of 1994.

On August 10, 1995, the Company and Kuwait Oil Company (KOC) entered into a settlement agreement whereby KOC will pay $14.25 million cash within 30 days in full settlement of the outstanding accounts receivable and the parties' dispute related to work performed in Kuwait during 1992 and 1993, resulting in no material gain or loss to the Company.

The Company continues to replenish and increase its inventory of rental equipment utilized in the oilfield services and equipment segment and develop and manufacture new equipment and systems to improve or expand the pipeline and compression businesses. Capital expenditures were $27.6 million in the six months ended June 30, 1995 as compared to $17.5 million in 1994. During the six months ended June 30, 1995, $15.7 million or 57% of the capital expenditures were made in the oilfield services and equipment segment, primarily directed towards the expansion of North American rental and fishing operations and international expansion in Latin America. Capital expenditures of $3.2 million in the pipeline services equipment segment were primarily directed towards the addition of rental equipment. Capital expenditures in the compression services and equipment segment consisted of $7.0 million, primarily for the expansion of the domestic compressor rental fleet. Almost all of the $17.5 million spent on capital expenditures during the six months ended June 30, 1994 went to the oilfield services and equipment segment, primarily for fishing tools and drill pipe. Sources for the equipment purchased, assembled or manufactured by the Company are readily available and long-term capital commitments are not required.

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

On June 30, 1995, the Company announced that Enterra and Zapata Corporation entered into an agreement whereby Enterra will purchase from Zapata the assets of its Energy Industries compression division for $130 million in cash. Energy Industries is involved in the design, manufacture, packaging and rental of compressors. The transaction is subject to the execution of a definitive assets purchase agreement and certain regulatory approvals.

On July 17, 1995, the Company increased its revolving line of credit from $140 million to $175 million in order to provide additional availability for acquisitions and future operating needs. The amended and restated agreement provides the option of borrowing up to $35 million in Canadian funds for use of the Company's Canadian subsidiaries. The term of the credit agreement is through March 1998. Borrowings bear interest at the prime rate or, at the Company's election, at .75% over a specified Eurodollar rate. The credit agreement contains a number of covenants, including limitations on the amount of dividends paid and repurchases of common stock, the amount and type of permitted indebtedness and investments, the pledge or disposition of assets and requirements that the Company meet certain financial tests. Borrowings under the revolving line of credit at June 30, 1995 were $122 million.

The Company currently believes that its cash flow from operations, working capital and borrowing capabilities will be sufficient to fund its projected capital expenditures, working capital needs and debt service requirements. Additional borrowings will be required to complete the acquisition of Energy Industries and, based upon discussions with its banks and other potential lenders, the Company expects such borrowings will be available.

Enterra is affected by fluctuations in foreign currency exchange rates. Although most of Enterra's foreign operations revenues are denominated in the local currency, the effects of foreign currency fluctuations are mitigated as local expenses of foreign entities are generally in the same currency. The reported operating results of foreign operations are affected by changes in the exchange rates of foreign currencies against the U.S. dollar. The significance of the effect on the operating results of Enterra will depend on the magnitude of the rate change and the level of operations in the local currency. Enterra recorded net foreign currency transaction gains of $0.7 million during the six months ended June 30, 1995. Enterra did not incur any material foreign currency transaction gains or losses during the six months ended June 30, 1994.


                       PART  II   -   OTHER  INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On June 28, 1995, a class action complaint was filed against Enterra and members of its Board of Directors in the Delaware Court of Chancery in New Castle County. The complaint alleges breach of fiduciary duty and other matters and seeks damages in an unspecified amount and injunctive relief to prevent the consummation of the Merger. On July 17, 1995, an answer to the complaint was filed by the defendants denying the material allegations.

On August 10, 1995, the Company and Kuwait Oil Company (KOC) entered into a settlement agreement whereby KOC will pay $14.25 million cash within 30 days in full settlement of the outstanding accounts receivable and the parties' dispute related to work performed in Kuwait during 1992 and 1993, resulting in no significant gain or loss to the Company.


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 11, 1995. Stockholders elected three directors nominated by the board of directors for terms expiring in 1998 by the following votes:

                                                FOR                 WITHHELD
                                             ----------            ----------
     Thomas J. Edelman                       25,195,080              234,915

     D. Dale Wood                            25,193,586              236,409

     R. Rudolph Reinfrank                    25,194,467              235,528

Under applicable Delaware law, votes cast could not be recorded against or as an abstention for the election of directors, nor could a broker non-vote be recorded as such shares were not considered to be present at the meeting and entitled to vote. As directors are elected by a plurality of the votes cast, a withheld vote had no effect. There were no nominees to office other than the directors elected.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        4.1 Second Amended and Restated Credit Agreement, dated as of July 17, 1995 between Enterra Corporation and certain subsidiaries, on the one hand, and certain financial institutions

        27.1        Financial Data Schedule

(b)     Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated June 23, 1995, in respect of the signing of a definitive agreement providing for the business combination of the Company and Weatherford International Incorporated. The combination will be effected pursuant to an Agreement and Plan of Merger, dated as of June 23, 1995, providing for the merger of the Company with and into Weatherford.




                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 Date  August 13, 1995                  /s/ Steven W. Krablin
      -----------------                 ----------------------------------------
                                        Steven W. Krablin
                                        Principal Financial and Accounting
                                           Officer and Duly Authorized Signatory